Form 10KSB
period 1995-12-31
BRIAN H CORP
filed 1997-02-10
CIK 947426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1995.

Commission File Number 33-93892-NY

                      THE BRIAN H. CORP.
(Name of Small Business Issuer in Its Charter)

       Nevada                               11-327-0747
(State of Incorporation)                      (IRS
Identification                                                   Number)

63 Wall Street, Suite 1801, New York, NY              10008        (Address of
principal executive offices)               (Zip Code)

                    (212) 344-1600
      (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:  None


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.   0

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $15,812.

     As of December 31, 1995 there were 120,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.



      THE BRIAN H. CORP.
10-KSB
December 31, 1995

PART I


Item 1.  DESCRIPTION OF BUSINESS

     The Company was organized under the laws of the State of Nevada on January 23, 1995. Since inception, the primary activity of the Company has been directed to organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a Business Combination. The Company has engaged in preliminary efforts intended to identify possible Business Combination, but has neither conducted negotiations concerning, nor entered into a letter of intent concerning any such Target Business.

     The Company's initial public offering comprised 10,000 shares of common stock (the "Common Stock") at a purchase price of $5.00 per share.

     The Company was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in Business Combinations presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of publicly-held corporation. The Company's principal business objective is to seek long-term growth potential in a Business Combination venture rather than to seek immediate, short-term earnings. The Company is not restricting its search to any specific business, industry or geographical location, and the Company may engage in a Business Combination.

     The Company has 18 months from its date of effectiveness (April 23, 1997) to consummate a Business Combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated Business Combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

     The Company does not currently engage in any business activities which prov ide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations are being paid with money in the Company's treasury. Persons who purchased shares in the Company's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. The Company's proposed business is sometimes referred to as a "blank check" company because investors entrust their

      THE BRIAN H. CORP.
10-KSB
December 31, 1995



investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Although substantially all of the Company's initial public offering are intended to be utilized generally to effect a Business Combination, such proceeds have not otherwise been designated for any specific purposes. Pursuant to Rule 419, prospective investors who invest in the Company will have an opportunity to evaluate the specific merits or risks of only the Business Combination management decides to enter into.

     The Company will remain an insignificant player among the firms which engage in Business Combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. Also, the Company will be competing with a large number of other small, blank check public companies located throughout the United States.

     Although the Company is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company is not subject to regulation under the Investment Company Act of 1940. The regu latory scope of the Investment Company Act of 1940, as amended (the
"Investment Company Act"), was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an Investment Company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. The Company believes that its principle activities will not subject it to regulation under the Investment Company
Act. Nevertheless, there can be no assurances that the Company will not be deemed to be an Investment Company. Pending utilization of the proceeds from the exercise of the Warrants, the funds may be invested primarily in certificates of deposit, interest bearing savings accounts or government securities. In the event the Company is deemed to be an Investment Company, the Company may be subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its

      THE BRIAN H. CORP.
10-KSB
December 31, 1995


investments and the issuance of securities. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940.

     The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

     The Company presently has no employees.

Item 2.  PROPERTIES

     The Company is presently using the office of Joel Schonfeld, who acted as special counsel for the Company for its initial public offering, as its office.
 Mr. Schonfeld does not charge the Company for this service. Such arrangement is expected to continue until a Business Combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

     The Company at present owns no equipment, and does not intend to own any prior to engaging in a Business Combination.


Item 3.  LEGAL PROCEEDINGS

     The Company is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against the Company which may materially affect the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders meeting in the fourth quarter of this fiscal year.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common shares. As of December 31, 1995, there were 123,950 shares of common stock outstanding. The par value per share is $.0001. The Company has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, the Company offered 12,400 shares of Common Stock at $4.00 per share.

      THE BRIAN H. CORP.
10-KSB
December 31, 1995


Item 6.  MANAGEMENT'S PLAN OF OPERATION

     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations are being paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

     The Company may seek a Business Combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional
capital.   A Business Combination may involve the acquisition of, or merger with, a Company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.

     Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over the Company (to avoid tax consequences or to have complete authority to manage the business) will almost assure that the Company will combine with just one target business. Management also anticipates that upon consummation of a Business Combination, there will be a change in control in the Company which will most likely result in the

      THE BRIAN H. CORP.
10-KSB
December 31, 1995


resignation or removal of the Company's present officers and directors.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.

     The Company's selection of a Business Combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The analysis of Business Combinations is being undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business

      THE BRIAN H. CORP.
10-KSB
December 31, 1995


opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.

     Management will not actively negotiate or otherwise consent to the purchase of any portion of their Common Stock as a condition to or in connection with a proposed Business Combination unless such a purchase is requested by a Target Company as a condition to a merger or acquisition. The officers and directors of the Company who own Common Stock have agreed to comply with this provision which is based on a written agreement among management. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

     As a part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner of the Business Combination will depend on the nature of the Target Business, the respective needs and desires of the Company and other parties, the management of the Target Business opportunity, and the relative negotiating strength of the Company and such other management.

      THE BRIAN H. CORP.
10-KSB
December 31, 1995


     The Company has no present policy as to whether the Company may acquire or merge with a business in which the Company's management, promoters, their affiliates or associates have a direct or indirect ownership interest. The Company also lacks a policy with regard to related party transactions in general. The Company's officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business ventures with respect to the Company. The Company will evaluate all possible Business Combinations brought to it. If at any time a Business Combination is brought to the Company by any of the Company's promoters, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment, thereby allowing the public investors the opportunity to fully evaluate the Business Combination.

     The Company has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees. In the event there is a finder's fee, it will be paid at the direction of the successor management after a change in management control resulting from a Business Combination. The Company's policy regarding finder's fees is based on a written agreement among management. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

     The Company does not intend to advertise or promote the Company. Instead, the Company's management will actively search for potential Target Businesses. In the event management decides to advertise (in the form of an ad in a legal publication) to attract a Target Business, the cost of such advertising will be assumed by management.


Item 7. FINANCIAL STATEMENTS

The Board of Directors
The Brian H. Corp.
26 Court Street, Suite 810
Brooklyn, New York  11242


Independent Auditor's Report

     We have audited the accompanying balance sheet of The Brian H. Corp. (a development stage company) as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the period January 23, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Brian H. Corp. (a development stage company) at December 31, 1995, and the results of its operations and its cash flows for the period January 23, 1995 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

Boykoff and Bell, P.C.
Certified Public Accountants

Dated: February 6, 1997
Hawthorne, New York






THE BRIAN H. CORP.
(a development stage company)
BALANCE SHEET
                             December 31, 1995



ASSETS



Current Assets:

Cash  (Note 4)                                                  $ 18,673.40

Other Assets:

Organization costs
  (Note 2)                                                           595.00

     Total assets                                               $ 19,268.40



LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' Equity (Notes
1, 2 and 4); 10,000,000
shares, common stock,
$.0001 par value.
Authorized; issued
and outstanding 123,950                                         $    12.40
Additional paid-in
capital                                                          19,256.00

Total stockholders'
equity                                                           19,268.40

Total liabilities and
stockholders' equity                                            $19,268.40









The accompanying notes are in integral part of these financial statements.




THE BRIAN H. CORP.
(a development stage company)

STATEMENTS OF OPERATIONS
For the period January 23, 1995 (inception) to December 31, 1995




Costs and Operating Expenses                         $    0

Income from operations                               $    0

Income before Income Taxes
and Extraordinary Items                              $    0

Net Income                                           $    0

Net Income Per Share                                 $    0

Net Loss                                             $    0

Net Loss Per Share                                   $    0

Number of Common Shares Outstanding                  123,950











The accompanying notes are an integral part of these financial statements.


















THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
For the period January 23, 1995 (inception) to December 31, 1995



                                                  Shares          Amount

Initial sale of Stock on
January 26, 1995 at .15 per share for cash        120,000        $18,000.00

Sale of 3950 shares on
December 14, 1995 at $4.00 per share for cash       3,950         15,800.00

Balance as of December 31, 1995                   123,950        $33,800.00












The accompanying notes are in integral part of these financial statements.
























THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF CASH FLOWS
For the period January 23, 1995 (inception) to December 31, 1995



Increase (Decrease)
   in Cash and Cash Equivalents


Cash Flows from Investing Activities:
  Organizational Costs Incurred                           <$   595>
Cash flows from Financing Activities:
  Net Proceeds from Issuance of Common Stock                33,800
  Deferred Offering costs                                 < 14,532>

  Net Cash Provided by Financing Activities                $18,673

  Net Increase in Cash and Cash Equivalents                $18,673
  Cash and Cash Equivalents at End of Year                 $18,673















The accompanying notes are an integral part of these financial statements.











THE BRIAN H. CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION OF THE COMPANY

The Company was incorporated in Nevada on January 23, 1995.
Subsequent to incorporation, it issued and sold 120,000 shares of common stock on January 26, 1995. The Shares were sold for $.15 share. On December 14, 1995, 3950 shares were sold at $4.00 per share. The total amount of cash received by the Company from the sale of all securities was $33,800 as of December 31, 1995.

The Company's business will be to seek potential business ventures which in the opinion of management will provide a profit to the Company. Such involvement can be in the terms of the acquisition of existing businesses and/or the acquisition of assets to establish businesses for the Company. Present management of the Company does not expect to become involved as management in the aforementioned businesses and will hire presently unknown and unidentified individuals as management for the aforementioned businesses.

The Company's only activities to date have been the acquisition of funds from the sale of its common stock to its officers, directors, and other investors. As of December 31, 1995 the Company had not yet commenced operations.

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business.

The Company's directors and officers are or may become, in their individual capacities officers, directors, controlling shareholders in a variety of businesses including other "blank check" companies. There exists potential conflicts of interest including, among other things, time, effort and corporate opportunity involved in participation with other business entities.







2.  SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the commencement of operations. The total organizational costs were $ 595 as of December 31, 1995.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Joel Schonfeld at 26 Court Street, Brooklyn, New York 11242 the attorney for the Company and one of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

4.  RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances, if any, be deposited into escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. As of December 31, 1995 the Company's cash balance of $18,673.40 is being held in escrow. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The Agreement(s) must include, as a condition precedent to their consumption, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments.



Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that a certain minimum number of investors must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the Escrow Agent the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the Escrow Agent can release the Deposited Funds and Deposited Securities.

Accordingly, the company has entered into an escrow agreement with Atlantic Liberty Savings (the "Escrow Agent") which provides that:

          (1) The net proceeds are to be deposited into an escrow account maintained by the Trust Company of New York promptly upon receipt. The deposited proceeds and interest or dividends thereon, if any, are to be held for the sole benefit of the investors and can only be invested in bank deposits, in money market mutual funds or federal government securities or securities for which the principal or interest is guaranteed by the federal government.

          (2) All securities issued in connection with the offering and any other securities issued with respect to such securities, including securities issued with respect to stock splits, stock dividends or similar rights are to be deposited directly into the Escrow Account promptly upon issuance (the "Deposited Securities") and the identity of the investors are to be included on the stock certificates or other documents evidencing the Securities. The Deposited Securities held in the escrow account are to remain as issued and are to be held for the sole benefit of the investors' who retain the voting rights, if any, with respect to the securities held in their names. The Deposited Securities held in the Escrow Account may not be transferred, disposed of nor any interest created therein other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 or Table 1 of the Employee Retirement Income Security Act.

          (3) Warrants, convertible securities or other derivative securities relating to securities held in the Escrow Account may be exercised or converted in accordance with their terms; provided that, however, the securities received upon exercise or conversion together with any cash or other consideration paid in connection with the exercise or conversion are to be promptly deposited into the Escrow Account.




Prescribed Acquisition Criteria

     Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must first execute an agreement to acquire an acquisition candidate(s) meeting certain specified criteria. The agreement(s) must provide for the acquisition(s) of a business(es) or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds. For purposes of the offering, the fair value of the business(es) or assets to be acquired must be at least $40,000.


Post-Effective Amendment

     Once the agreement(s) governing the acquisition(s) of a business(es) meeting the above criteria has been executed, Rule 419 requires the Company to update the registration statement with a post-effective amendment. The post-effective amendment must contain information about: the proposed acquisition candidate(s) and its business(es), including audited financial statements; the results of this offering; and, the use of the funds disbursed from the Escrow Account. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow.


Reconfirmation Offering

     The reconfirmation offer must commence after the effective date of the post-effective amendment. Pursuant to Rule 419, the terms of the reconfirmation offer must include the following conditions;

          (1) The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the Escrow Account within 5 business days after the effective date of the post-effective amendment.

          (2) Each investor will have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to notify the Company in writing that the investor elects to remain an investor.

          (3) If the Company does not receive written notification from any investor within 45 business days following the effective date, the pro rata portion of the Deposited Funds (and any related interest or dividends) held in the Escrow Account on such investor's behalf will be returned to the investor within 5 business days by first class mail or other equally prompt means.

          (4) The acquisition(s) will be consummated only if a minimum number of investors representing 80% of the maximum offering proceeds ($40,000) elect to reconfirm their investment.

          (5) If a consummated acquisition(s) has not incurred by April 23, 1997, the Deposited Funds held in the Escrow Account shall be returned to all investors on a pro rata basis within 5 business days by first class mail or other equally prompt means.

Release of Deposited Securities and Deposited Funds

     The Deposited Funds and Deposited Securities may be released to the Company and the investors, respectively, after;

     (1) The Escrow Agent has received a signed representation from the Company and any other evidence acceptable by the Escrow Agent that:

          (a) The Company has executed an agreement for the acquisition(s) of a Business(es) for which the par value of the business represent at least 80% of the maximum offering proceeds and has filed the required post-effective amendment;

          (b) The post-effective amendment has been declared effective, that the mandated reconfirmation offer having the conditions prescribed by Rule 419 has been completed and that the Company has satisfied all of the prescribed conditions of the reconfirmation offer.

     (2) The acquisition(s) of the business(es) with the fair value of at least 80% of the maximum proceeds is consummated.

5.  RELATED PARTY TRANSACTIONS

Joel Schonfeld, Esq. and his associate, Andrea Weinstein, Esq., are principal shareholders of the Company. Joel Schonfeld's fee for legal services rendered in the organization of the Company and for the sale of its stock was $12,000. Mr. Schonfeld was also reimbursed $595 for incorporation and filing fees.














Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

      THE BRIAN H. CORP.
10-KSB
December 31, 1995


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of the Company, and further information concerning them are as follows:

     Name(1)                       Age                   Position

Daniel Wainick                     65               President, Director
6500 New Horizon Blvd.
Amityville, NY  11701

Theresa DiDato                 54            Secretary, Director
20 Chalmers Blvd.
Amawalk, NY 10501

Barry Horowitz                     53               Director
67 South Ketcham Ave.
Amityville, NY 11701

Joel Schonfeld
26 Court Street
Brooklyn, NY  11242                60               Director

____________________
(1) May be deemed "Promoters" of the Company, as that term is defined under the Securities Act of 1933.


BIOGRAPHY

Daniel Wainick, 65, has been President and a director of the Company since the Company's organization. Since 1968, Mr. Wainick has been president of Metro Tag & Label, Inc., a label manufacturer. Mr. Wainick received a B.S. in Marketing Administration from New York University.


Theresa DiDato, 54, has been Secretary and a director of the Company since March 7, 1995. Ms. DiDato has not worked outside her home since 1965. She received a diploma from St. Barnabas High School in Bronx, New York, and studied at Bronx Community College.

Barry Horowitz, 53, has been a director of the Company since July 28, 1995. He has been an insurance salesman with Insurance Planning Service in Amityville, New York, since 1965.

Joel Schonfeld, 60, has been a director of the Company since July 28, 1995. Mr. Schonfeld is an attorney practicing in Brooklyn New York for over thirty years. Mr. Schonfeld is acting as counsel for the Company for this offering. He is a graduate of Adelphi University and Brooklyn Law School. Mr. Schonfeld serves as special counsel to the Company.

Item 10.  EXECUTIVE COMPENSATION

     No officer or director of the Company has received any cash remuneration since the Company's inception, and none received or accrued any remuneration from the Company at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to the Company's affairs.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1995 by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all directors and officers of the Company as a group.


Name/Address          Shares of           Percent of       Percent of
Beneficial          Common Stock          Class Owned      Class Owned
Owner (1)          Beneficially Owned     Before Offering  After Offering

Theresa DiDato(4)          20,000               16.7%               15.1%
20 Chalmers Blvd.
Amawalk, NY  10501

Barry Horowitz(5)(6)     20,000               16.7%               15.1%
67 South Ketcham Ave.
Amityville, NY 11701

B. Alicia Campos(6)          20,000               16.7%               15.1%
841 Keystone Circle
Northbrook, IL 60062

Daniel Wainick(4)          20,000               16.7%               15.1%
6500 New Horizons Blvd.
Amityville, NY 11701

Vic Weinstein(3)          20,000               16.7%               15.1%
280 Carol Close
Tarrytown, NY 10591

Joel Schonfeld(2)           13,334               11.1%               10.1%
26 Court Street
Suite 810
Brooklyn, NY 11242

Andrea Weinstein(2)(3)       6,666                5.6%                5.0%
26 Court Street
Suite 810
Brooklyn, NY  11242

Total Officers
and Directors (4 Persons) 73,334             61.1%               55.3%

Total                    120,000              100%               90.6%



__________________________
     (1) May be deemed "Promoters" of the Company, as that term is defined under the Securities Act of 1933.

     (2) Mr. Schonfeld is counsel to the Company, and Ms. Weinstein is his associate. Mr. Schonfeld is also a director of the Company.

     (3) Vic Weinstein is the father of Andrea Weinstein, associate to Joel Schonfeld, counsel for the Company, as well as one of its directors.

     (4) Ms. DiDato is Secretary and a director of the Company, and Mr. Wainick is President and a director of the Company.

     (5)  Mr. Horowitz is a director of the Company.

     (6)  Mr. Horowitz and Ms. Campos are clients of Mr. Schonfeld.

     None of the current stockholders have received or will receive any extra or special benefits that were not shared equally (pro rata) by all holders of shares of the Company's stock.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions required to be disclosed under this Item.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

NONE
      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE BRIAN H. CORP.

By Daniel Wainick

DANIEL WAINICK, President

Date

     In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  Daniel Wainick

DANIEL WAINICK, President, Director

Date  Feb. 7, 1997
*  *  *

By

THERESA DIDATO, Secretary, Director

Date
*  *  *

By  Joel Schonfeld

   JOEL SCHONFELD, DIRECTOR

Date Feb. 7, 1997
*  *  *


By Barry Horowitz

  BARRY HOROWITZ, DIRECTOR

Date  Feb. 7, 1997
*  *  *


     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.