Form 10QSB
period 1996-03-31
BRIAN H CORP
filed 1997-02-11
CIK 947426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended March 31, 1996

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


     As of March 31, 1996 there were 126,500 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996






INDEX




                                                     PAGE

PART I - FINANCIAL INFORMATION

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet -
      March 31, 1996

     Statements of Operations
      Three Months Ended March 31, 1996
     Statements of Cash Flows
      Three Months Ended March 31, 1996

     Notes to Financial Statements

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION

THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996





PART I

FINANCIAL INFORMATION




Item 1.  Financial Statements

THE BRIAN H. CORP.
(a development stage company)
BALANCE SHEET
March 31, 1996
Unaudited


ASSETS



Current Assets:

Cash (Note 4)                           $ 29,273.66

Other Assets:

Organization costs
  (Note 2)                                   595.00

     Total assets                       $ 29,868.66



LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' Equity (Notes
1, 2 and 4); 10,000,000
shares, common stock,
$.0001 par value.
Authorized; issued
and outstanding
126,600                                 $     12.66


Additional paid-in
capital                                   29,856.00

Total stockholders'
equity                                    29,868.66

Total liabilities and
stockholders' equity                    $ 29,868.66

The accompanying notes are in integral part of these financial statements.

THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF OPERATIONS
For the three months ended March 31, 1996
Unaudited





Costs and Operating Expenses                $    0

Income from operations                      $    0

Income before Income Taxes
and Extraordinary Items                     $    0

Net Income                                  $    0

Net Income Per Share                        $    0

Net Loss                                    $    0

Net Loss Per Share                          $    0

Number of Common Shares Outstanding           126,600











The accompanying notes are an integral part of these financial statements.














THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 1996
Unaudited



                                          Shares          Amount

Balance as of January 1, 1996             123,950         33,800

800 shares sold January 11, 1996
at $4.00 per share for cash                   800          3,200

1850 shares sold February 20, 1996
at $4.00 per share for cash                 1,850          7,400

Total outstanding as of March 31, 1996    126,600        $44,400
















The accompanying notes are in integral part of these financial statements.



















THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF CASH FLOWS
For the three months ended March 31, 1996
Unaudited




Increase (Decrease)
   in Cash and Cash Equivalents

Cash flows from Financing Activities:
  Net Proceeds from Issuance of Common Stock        10,600
Net Cash Provided by Financing Activities          $10,600

Net Increase in Cash and Cash Equivalents          $10,600
Cash and Cash Equivalents at End of Year           $29,273













The accompanying notes are an integral part of these financial statements.





















THE BRIAN H. CORP.
(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  ORGANIZATION OF THE COMPANY

The Company was incorporated in Nevada on January 23, 1995.
As of March 31, 1996, 6600 shares were sold on different dates at $4.00 per share. The total amount of cash received by the Company from the sale of all securities was $44,400 as of March 31, 1996

The Company's business will be to seek potential business ventures which in the opinion of management will provide a profit to the Company. Such involvement can be in the terms of the acquisition of existing businesses and/or the acquisition of assets to establish businesses for the Company. Present management of the Company does not expect to become involved as management in the aforementioned businesses and will hire presently unknown and unidentified individuals as management for the aforementioned businesses.

The Company's only activities to date have been the acquisition of funds from the sale of its Common Stock to its officers, directors, and other investors. As of March 31, 1996 the Company had not yet commenced operations.

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
















2.  SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the commencement of operations. The total organizational costs were $ 595 as of March 31, 1996.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Joel Schonfeld at 26 Court Street, Brooklyn, New York 11242 the attorney for the Company and one of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

4.  RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances, if any, be deposited into escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. As of March 31, 1996 the Company's cash balance of $29,273.66 is being held in escrow. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The Agreement(s) must include, as a condition precedent to their consumption, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments.

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

THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996



Item 2.  Management's Discussion and Analysis and Plan of Operation



     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations will be paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

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


     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (including funds to be received upon exercise of the Warrants, the sale of the Secondary Securities and the exercise of the Warrants contained therein) (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.
      THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996


Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over the Company (to avoid tax consequences or to have complete authority to manage the business) will almost assure that the Company will combine with just one target business. Management also anticipates that upon consummation of a Business Combination, there will be a change in control in the Company which will most likely result in the resignation or removal of the Company's present officers and directors.

None of the Company's officers or directors have had any preliminary contact or discussions with any representative of any other entity regarding a Business Combination. Accordingly, any Target Business that is selected may be a financially unstable Company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subjected to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may affect a Business Combination with an entity in an industry characterized by a high level of risk, and although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.
      THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996


     The Company anticipates that the selection of a Business Combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The analysis of Business Combinations will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

      THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996


     Since the Company will be subject to Section 13 or 15 (d) of the Securities Exchange Act of 1934, it will be required to furnish certain information about significant acquisitions, including audited financial statements for the Company(s) acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. In the event the Company's obligation to file periodic reports is suspended under Section 15(d), the Company intends on voluntarily filing such reports.

     It may be anticipated that any Business Combination will present certain risks. Many of these risks cannot be adequately identified prior to selection, and investors herein must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the potential combinations available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's merger or acquisition, and there is a risk, even after the consummation of such Business Combinations and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the Combinations may involve new and untested products, processes, or market strategies which may not succeed.
Such risks will be assumed by the Company and, therefore, its shareholders.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.

     Investors should note that any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders, including purchasers in this offering. On the consummation of a Business Combination, the Target Business will have significantly more assets than the Company; therefore, management plans to offer a controlling interest in the Company to the Target Business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it

      THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996


desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 2% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Management of the Company may choose to avail the Company of these provisions. In addition, a majority of all of the Company's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

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

      THE BRIAN H. CORP.
FORM 10-QSB
March 31, 1996

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


     The Company is a blank check company. It has no business of its own, but instead is attempting to engage in a business combination through the acquisition of a target company. The Company has no current cash requirements, save for the printing and filing of reports with the Securities and Exchange Commission. The Company does not intend to raise any additional monies within the next twelve months.





SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               THE BRIAN H. CORP.




              By: Daniel Wainick
               Daniel Wainick, President





Dated: Feb. 7, 1997

               Daniel Wainick
               Daniel Wainick, President, Director


Dated:


               Theresa DiDato, Secretary, Director


Dated: Feb. 7, 1997

                Joel Schonfeld
               Joel Schonfeld, Director


Dated: Feb. 7, 1997

                Barry Horowitz
               Barry Horowitz, Director