Form 10QSB
period 1996-09-30
BRIAN H CORP
filed 1997-02-11
CIK 947426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended September 30, 1996

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


     As of September 30, 1996 there were 132,500 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996






INDEX




                                                     PAGE

PART I - FINANCIAL INFORMATION
 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet -
      September 30, 1996

     Statements of Operations
      Three Months Ended September 30, 1996
     Statements of Cash Flows
      Three Months Ended September 30, 1996

     Notes to Financial Statements

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION

THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996





PART I

FINANCIAL INFORMATION




Item 1.  Financial Statements
      THE BRIAN H. CORP.
(a development stage company)
BALANCE SHEET
September 30, 1996
Unaudited


ASSETS



Current Assets:

Cash (Note 4)                           $ 52,873.25

Other Assets:

Organization costs
  (Note 2)                                   595.00

     Total assets                       $ 53,468.25



LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' Equity (Notes
1, 2 and 4); 10,000,000
shares, common stock,
$.0001 par value.
Authorized; issued
and outstanding
132,500                                 $     13.25

Additional paid-in
capital                                   53,455.00

Total stockholders'
equity                                    53,468.25

Total liabilities and
stockholders' equity                    $ 53,468.25




The accompanying notes are in integral part of these financial statements.





THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF OPERATIONS
For the nine months ended September 30, 1996
Unaudited





Costs and Operating Expenses                $    0

Income from operations                      $    0

Income before Income Taxes
and Extraordinary Items                     $    0

Net Income                                  $    0

Net Income Per Share                        $    0

Net Loss                                    $    0

Net Loss Per Share                          $    0

Number of Common Shares Outstanding           132,500











The accompanying notes are an integral part of these financial statements.















THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 1996
Unaudited



                                        Shares      Amount

Balance as of January 1, 1996           23,950         $33,800

800 shares sold January 11, 1996
at $4.00 per share for cash                800           3,200

1850 shares sold February 20, 1996
at $4.00 per share for cash              1,850           7,400

250 shares sold April 17, 1996
at $4.00 per share for cash                250           1,000

5650 shares sold April 24, 1996
at $4.00 per share for cash              5,650          22,600

Total outstanding as of
September 30, 1996                     132,500         $68,000











The accompanying notes are in integral part of these financial statements.

THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1996
Unaudited



Cash flows from Financing Activities:
  Net Proceeds from Issuance of Common Stock             $34,200
Net Cash Provided by Financing Activities                $34,200

Net Increase in Cash and Cash Equivalents                $34,200
Cash and Cash Equivalents at End of Year                 $52,873


The accompanying notes are an integral part of these financial statements.

THE BRIAN H. CORP.
(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  ORGANIZATION OF THE COMPANY

The Company was incorporated in Nevada on January 23, 1995.
As of September 30, 1996, 12,500 shares were sold on different dates at $4.00 per share. The total amount of cash received by the Company from the sale of all securities was $68,000 as of September 30, 1996.

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

The Company's only activities to date have been the acquisition of funds from the sale of its Common Stock to its officers, directors, and other investors. As of September 30, 1996 the Company had not yet commenced operations.

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



2.  SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the commencement of operations. The total organizational costs were $ 595 as of September 30, 1996.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

3.  LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Joel Schonfeld at 63 Wall Street, New York, New York 10005, the attorney for the Company and one of its shareholders, at no cost. Such arrangement is expected to continue after completion of this offering.

4.  RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances, if any, be deposited into escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. As of September 30, 1996 the Company's cash balance of $52,873.25 is being held in escrow. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The Agreement(s) must include, as a condition precedent to their consumption, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments.


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

     (1) The Escrow Agent has received a signed representation from the Company and any other evidence acceptable by the Escrow Agent that:

          (a) The Company has executed an agreement for the acquisition(s) of a Business(es) for which the par value of the business represent at least 80% of the maximum offering proceeds and has filed the required post-effective amendment.

          (b) The post-effective amendment has been declared effective, that the mandated reconfirmation offer having the conditions prescribed by Rule 419 has been completed and that the Company has satisfied all of the prescribed conditions of the reconfirmation offer.

     (2) The acquisition(s) of the business(es) with the fair value of at least 80% of the maximum proceeds is consummated.

5.  RELATED PARTY TRANSACTIONS

Joel Schonfeld, Esq. and his associate, Andrea Weinstein, Esq., are principal shareholders of the Company. Joel Schonfeld's fee for legal services rendered in the organization of the Company and for the sale of its stock was $12,000, all of which has been paid to Mr. Schonfeld prior to this offering. Mr. Schonfeld was also reimbursed $595 for incorporation and filing fees prior to this offering.

















THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996



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

      THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996


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

      THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996


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

     The analysis of Business Combinations will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.
      THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996


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

      THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996


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

      THE BRIAN H. CORP.
FORM 10-QSB
September 30, 1996

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