Form 10QSB
period 1996-06-30
BRIAN H CORP
filed 1997-03-25
CIK 947426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended June 30, 1996

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


     As of June 30, 1996 there were 120,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

THE BRIAN H. CORP.
FORM 10-QSB
June 30, 1996






INDEX




                                                     PAGE

PART I - FINANCIAL INFORMATION                            3

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet -
      June 30, 1996 and December 31, 1995                   4

     Statements of Operations
      Three Months Ended June 30, 1996                      5
     Statements of Cash Flows
      Three Months Ended June 30, 1996                      6

     Notes to Financial Statements                          7

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION                                15

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996





PART I

FINANCIAL INFORMATION




Item 1.  Financial Statements

THE BRIAN H. CORP.
(a development stage company)
BALANCE SHEET
June 30, 1996
Unaudited


ASSETS



Current Assets:

Cash (Note 4)                           $ 52,873.25

Other Assets:

Organization costs
  (Note 2)                                   595.00

     Total assets                       $ 53,468.25



LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' Equity (Notes
1, 2,and 4); 10,000,000
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

STATEMENT OF OPERATIONS
For the six months ended June 30, 1996
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















THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 1996
Unaudited



                                          Shares          Amount

Balance as of January 1, 1996             123,950        $33,800

800 shares sold January 11, 1996
at $4.00 per share for cash                   800          3,200

1850 shares sold February 20, 1996
at $4.00 per share for cash                 1,850          7,400

250 shares sold April 17, 1996
at $4.00 per share for cash                   250          1,000

560 shares sold April 24, 1996
at $4.00 per share for cash                 5,650         22,600

Total outstanding as of June 30, 1996     132,500        $68,000




















The accompanying notes are in integral part of these financial statements.









                       THE BRIAN H. CORP.
(a development stage company)

STATEMENT OF CASH FLOWS
For the six months ended June 30, 1996
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






















THE BRIAN H. CORP.
(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  ORGANIZATION OF THE COMPANY

The Company was incorporated in Nevada on January 23, 1995.
As of June 30, 1996, 12,500 shares were sold on different dates at $4.00 per share. The total amount of cash received by the Company from the sale of all securities was $68,000 as of June 30, 1996

The Company's business will be to seek potential business ventures which in the opinion of management will provide a profit to the Company. Such involvement can be in the terms of the acquisition of existing businesses and/or the acquisition of assets to establish businesses for the Company. Present management of the Company does not expect to become involved as management in the aforementioned businesses and will hire presently unknown and unidentified individuals as management for the aforementioned businesses.

The Company's only activities to date have been the acquisition of funds from the sale of its Common Stock to its officers, directors, and other investors. As of June 30, 1996 the Company had not yet commenced operations.

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















2.  SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the commencement of operations. The total organizational costs were $ 595 as of June 30, 1996.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires managements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Joel Schonfeld at 26 Court Street, Brooklyn, New York 11242 the attorney for the Company and one of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

4.  RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances, if any, be deposited into escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. As of June 30, 1996 the Company's cash balance of $52,873.25 is being held in escrow. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The Agreement(s) must include, as a condition precedent to their consumption, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments.






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

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996



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

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996


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

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996


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

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996


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

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996


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

THE BRIAN H. CORP.
FORM 10-QSB
JUNE 30, 1996


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