Form 10KSB
period 1996-12-31
BRIAN H CORP
filed 1997-03-25
CIK 947426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1996.

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $13.25.

     As of December 31, 1996 there were 132,500 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.



      THE BRIAN H. CORP.
10-KSB
December 31, 1996

PART I


Item 1.  DESCRIPTION OF BUSINESS

     The Company was organized under the laws of the State of Nevada on January 23, 1995. The Company was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of the Company has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

     The Company's initial public offering comprised 12,500 shares of common stock (the "Common Stock") at a purchase price of $4.25 per share.

     The Company was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in Business Combinations presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of publicly-held corporation. The Company's principal business objective is to seek long-term growth potential in a Business Combination venture rather than to seek immediate, short-term earnings. The Company did not restrict its search to any specific business, industry or geographical location.

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

     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations are being paid with money in the Company's treasury. Persons who purchased shares in the Company's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. The Company's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Although substantially all of the Company's initial public offering are intended to be utilized generally to effect a Business Combination, such proceeds have not otherwise been designated for any specific purposes. Pursuant to Rule 419, prospective investors who invest in the Company will have an opportunity to evaluate the specific merits or risks of only the Business Combination management decides to enter into.

     Although the Company is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an Investment Company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. The Company believes that its principle activities will not subject it to regulation under the Investment Company
Act. Nevertheless, there can be no assurances that the Company will not be deemed to be an Investment Company. In the event the Company is deemed to be an Investment Company, the Company may be subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940.

     The Company presently has no employees.

     On December 10, 1996, the Company entered into an acquisition agreement with Frama S.r.l., a company organized pursuant to the laws of the Republic of
Italy ("Frama").   Pursuant to this agreement (the "Acquisition Agreement"),
100% of Frama shall be acquired by Brian on the Effective Date (as defined in the Acquisition Agreement) and Frama will be a wholly owned subsidiary of Brian. Thus, all Frama quota holders shall become shareholders of Brian as a result of the Acquisition.

The sole business Frama is the acquisition of trademarks. Frama currently holds two trademarks, Fantic Motor trademark and Garelli trademark. Both trademarks re related to motorcycles produced by Fantic Garelli S.p.A. ("Fantic Garelli") Pursuant to a royalty agreement dated April 28, 1995 between Frama and Fantic Garelli, Frama receives 1.5% on net sales by Fatic Garelli for all products for which Frama owns the trademarks up to 20 billion
lire (approximately $13,000,000) and 1% thereafter.   Fantic  Garelli
guarantees Frama a minimum of 120,000,000 lire (approximately $77,000) annually. The royalty agreement is for a five year period, renewable for an additional five years. The executive offices of Frama are located in Italy at Milano, Corsco, Genova 5.

     The Company believes it has structured the acquisition of Frama in such a manner as to minimize federal and state tax consequences to the Company and any target company.


Item 2.  PROPERTIES

     The Company is presently using the office of Schonfeld & Weinstein, L.L.P., which acted as special counsel for the Company for its initial public offering, as its office. Schonfeld & Weinstein does not charge the Company for this service. Such arrangement is expected to continue until a Business Combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

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

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common shares. As of December 31, 1996, there were 132,500 shares of common stock outstanding. The par value per share is $.0001. The Company has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, the Company offered 12,500 shares of Common Stock at $4.00 per share.

Item 6.  MANAGEMENT'S PLAN OF OPERATION

     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations are being paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

     On December 10, 1996, the Company entered into an acquisition agreement with Frama S.r.l., a company organized pursuant to the laws of the Republic of
Italy ("Frama").   Pursuant to this agreement (the "Acquisition Agreement"),
100% of Frama shall be acquired by Brian on the Effective Date (as defined in the Acquisition Agreement) and Frama will be a wholly owned subsidiary of Brian. Thus, all Frama quota holders shall become shareholders of Brian as a result of the Acquisition.

     The sole business Frama is the acquisition of trademarks. Frama currently holds two trademarks, Fantic Motor trademark and Garelli trademark. Both trademarks re related to motorcycles produced by Fantic Garelli S.p.A. ("Fantic Garelli"). Pursuant to a royalty agreement dated April 28, 1995 between Frama and Fantic Garelli, Frama receives 1.5% on net sales by Fatic Garelli for all products for which Frama owns the trademarks up to 20 billion
lire (approximately $13,000,000) and 1% thereafter.   Fantic  Garelli
guarantees Frama a minimum of 120,000,000 lire (approximately $77,000) annually. The royalty agreement is for a five year period, renewable for an additional five years. The executive offices of Frama are located in Italy at Milano, Corsco, Genova 5.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.

     The analysis of Business Combinations was undertaken by the officers and directors of the Company, none of whom is a professional business analyst. In analyzing prospective Business Combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     Management did not actively negotiate or otherwise consent to the purchase of any portion of their Common Stock as a condition to or in connection with the proposed acquisition of Frama. The officers and directors of the Company who own Common Stock have agreed to comply with this provision which is based on a written agreement among management.

     The securities to be issued in the Acquisition shall be issued in reliance on exemptions from registration under applicable federal and state securities laws.

     The terms of the Acquisition were based upon the respective needs and desires of the Company and Frama and the relative negotiating strength of the Company and such other management.

     The Company has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.

Item 7. FINANCIAL STATEMENTS


THE BRIAN H. CORP.
(a development stage company)
BALANCE SHEETS


ASSETS



                           December 31, 1996            December 31, 1995

Current
Assets:

Cash (Note 4)                 $ 52,873.20              $ 18,673.40

Other Assets:

Organization costs
  (Note 2)                         595.00                       595.00

     Total assets             $ 53,468.20               $ 19,268.40




LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity (Notes
1, 2 and 4); 10,000,000
shares, common stock,
$.0001 par value.
Authorized; issued
and outstanding:
123,950 shares as of
December 31, 1995                                      $     12.40
132,500 shares as of
December 31, 1996              $    13.20
Additional paid-in
capital                         53,455.00                19,256.00

Total stockholders'
equity                          53,468.20                19,268.40

Total liabilities and
stockholders' equity          $ 53,468.20              $ 19,268.40

The accompanying notes are in integral part of these financial statements.




THE BRIAN H. CORP.
(a development stage company)

STATEMENTS OF OPERATIONS


                            From                                    From
                       January 23, 1995                        January 23,
1995                         (inception) to      For the year ended
(inception) to
                       December 31, 1996   December 31, 1996   December
31,1995

Costs
and Operating Expenses       $ 0               $ 0                 $ 0

Income from operations       $ 0               $ 0                 $ 0

Income before Income Taxes
and Extraordinary Items.     $ 0               $ 0                 $ 0

Net Income                   $ 0               $ 0                 $ 0

Net Income Per Share         $ 0               $ 0                 $ 0

Net Loss                     $ 0               $ 0                 $ 0

Net Loss Per Share           $ 0               $ 0                 $ 0

Number of Common
Shares Outstanding         132,500           132,500              123,950











The accompanying notes are an integral part of these financial statements.










THE BRIAN H. CORP.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  Shares         Amount


Initial sale of stock on
January 26, 1995 at .15
per share for cash                               120,000        $18,000

Sale of 3950 shares on
December 14, 1995 at
$4.00 per share for cash                           3,950         15,800

Total outstanding as of
December 31, 1995                                123,950         33,800

Sales of stock on the following
dates at $4.00 per share for cash:
  January 11, 1996                                   800          3,200
  February 20, 1996                                1,850          7,400
  April 17, 1996                                     250          1,000
  April 24, 1996                                   5,650         22,600

Total stock sold for cash in 1996                  8,550         34,200

Total outstanding as of December 31, 1996        132,500        $68,000













The accompanying notes are in integral part of these financial statements.







THE BRIAN H. CORP.
(a development stage company)

STATEMENTS OF CASH FLOWS




                            From                                    From
                       January 23, 1995                      January 23,1995
                   (inception) to      For the year ended  (inception to)
                   December 31, 1996   December 31, 1996   December 31,1995


Increase (Decrease)
   in Cash and
   Cash Equivalents

Cash Flows from
 Investing Activities:
  Organizational costs
  incurred                    <$    595>                       <$     595>
Cash flows from
 Financing Activities:
  Net Proceeds from
  Issuance of
  Common Stock                 $ 68,000       $  34,200         $  33,800

   Deferred Offering Costs    <  14,532>                       <  14,532>

   Net Cash Provided by
    Financing Activities       $ 52,873       $  34,200         $  18,673

Net Increase in Cash
  and Cash Equivalents         $ 52,873       $  34,200         $  18,673
Cash and Cash Equivalents
  at End of Year               $ 52,873       $  52,873         $  18,673






The accompanying notes are an integral part of these financial statements.










THE BRIAN H. CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION OF THE COMPANY

The Company was incorporated in Nevada on January 23, 1995.
During 1996, 8550 shares were sold on different dates at $4.00 per share. The total amount of cash received by the Company from the sale of all securities was $68,000 as of December 31, 1996.

The Company's business is to seek potential business ventures which in the opinion of management will provide a profit to the Company. Such involvement can be in the terms of the acquisition of existing businesses and/or the acquisition of assets to establish businesses for the Company. Present management of the Company does not expect to become involved as management in the aforementioned businesses and will hire presently unknown and unidentified individuals as management for the aforementioned businesses.

The Company's only activities to date have been the acquisition of funds from the sale of its common stock to its officers, directors, and other investors, and its initial public offering. As of December 31, 1996 the Company had not yet commenced operations.

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










2.  SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the commencement of operations. The total organizational costs were $ 595 as of December 31, 1996.

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

3.  LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Schonfeld & Weinstein, L.L.P. at 63 Wall Street, Suite 1801, New York, New York 10005 the attorneys for the Company and two of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

4.  RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances, if any, be deposited into escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. As of December 31, 1996, the Company's cash balance of $52,873.20 is being held in escrow. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The Agreement(s) must include, as a condition precedent to their consumption, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments.

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

          (5) If a consummated acquisition(s) has not occurred by April 23, 1997, the Deposited Funds held in the Escrow Account shall be returned to all investors on a pro rata basis within 5 business days by first class mail or other equally prompt means.

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

5.  RELATED PARTY TRANSACTIONS

Joel Schonfeld, Esq. and his partner, Andrea Weinstein, Esq., are principal shareholders of the Company. Joel Schonfeld's fee for legal services rendered in the organization of the Company and for the sale of its stock was $12,000. Mr. Schonfeld was also reimbursed $595 for incorporation and filing fees.




Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information included in the Company's reports on Form 8-K filed January 13, 1997 and February 4, 1997 are included herein by reference.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of the Company, and further information concerning them are as follows:

     Name(1)                       Age                   Position

Daniel Wainick                     65               President, Director
6500 New Horizon Blvd.
Amityville, NY  11701

Theresa DiDato                 54            Secretary, Director
20 Chalmers Blvd.
Amawalk, NY 10501

Barry Horowitz                     53               Director
67 South Ketcham Ave.
Amityville, NY 11701

Joel Schonfeld
63 Wall Street
New York, NY  10005                62               Director

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

Joel Schonfeld, 62, has been a director of the Company since July 28, 1995. Mr. Schonfeld is an attorney practicing in Brooklyn New York for over thirty years. Mr. Schonfeld is acting as counsel for the Company for this offering. He is a graduate of Adelphi University and Brooklyn Law School. Mr. Schonfeld serves as special counsel to the Company.

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


Name/Address          Shares of           Percent of       Percent of
Beneficial          Common Stock          Class Owned      Class Owned
Owner (1)          Beneficially Owned     Before Offering  After Offering

Theresa DiDato(4)          20,000               16.7%               15.1%
20 Chalmers Blvd.
Amawalk, NY  10501

Barry Horowitz(5)(6)     20,000               16.7%               15.1%
67 South Ketcham Ave.
Amityville, NY 11701

B. Alicia Campos(6)          20,000               16.7%               15.1%
841 Keystone Circle
Northbrook, IL 60062

Daniel Wainick(4)          20,000               16.7%               15.1%
6500 New Horizons Blvd.
Amityville, NY 11701

Vic Weinstein(3)          20,000               16.7%               15.1%
280 Carol Close
Tarrytown, NY 10591

Joel Schonfeld(2)           13,334               11.1%               10.1%
63 Wall Street
Suite 1801
New York, NY 10005

Andrea Weinstein(2)(3)       6,666                5.6%                5.0%
63 Wall Street
Suite 1801
New York, NY  10005

Total Officers
and Directors (4 Persons) 73,334             61.1%               55.3%

Total                    120,000              100%               90.6%


__________________________
     (1) May be deemed "Promoters" of the Company, as that term is defined under the Securities Act of 1933.

     (2) Mr. Schonfeld is counsel to the Company, and Ms. Weinstein is his partner. Mr. Schonfeld is also a director of the Company.

     (3) Vic Weinstein is the father of Andrea Weinstein, partner of Joel Schonfeld, counsel for the Company, as well as one of its directors.

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


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibits filed with the Company's post-Effective Amendment No. 1 on Form SB-2 are incorporated by reference:

 2.0     Acquisition Agreement

24.0    Accountants' Consent to Use Opinion.

99.1     Letter of Reconfirmation

(B) Reports on Form 8-K dated January 13, 1997 (reporting the resignation of the Company's auditor) and February 4, 1997 (reporting the appointment of new auditors) are incorporated herein by reference. SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE BRIAN H. CORP.

By  Daniel Wainick


DANIEL WAINICK, President

Date March 12, 1997

     In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  Daniel Wainick


DANIEL WAINICK, President, Director

Date  March 12, 1997
                                                             *  *  *



By  Theresa DiDato


THERESA DIDATO, Secretary, Director

Date  March 12, 1997

*  *  *

By  Joel Schonfeld


   JOEL SCHONFELD, DIRECTOR

Date March 12, 1997
*  *  *


By Barry Horowitz


  BARRY HOROWITZ, DIRECTOR

Date March 12, 1997
*  *  *

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.